Form 10-K
period 2023-12-31
Wells Fargo Commercial Mortgage Trust 2022-C62
filed 2024-03-13
CIK 1916018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

With respect to the pari passu loan combinations that include The Hallmark Mortgage Loan, the GS Foods Portfolio Mortgage Loan and the ILPT Logistics Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of The Hallmark Mortgage Loan and special servicer of The Hallmark Mortgage Loan prior to May 2, 2023, K-Star Asset Management LLC as special servicer of The Hallmark Mortgage Loan on and after May 2, 2023, CWCapital Asset Management LLC as special servicer of the GS Foods Portfolio Mortgage Loan, Pentalpha Surveillance LLC as operating advisor of the GS Foods Portfolio Mortgage Loan, Berkadia Commercial Mortgage LLC as primary servicer of the ILPT Logistics Portfolio Mortgage Loan and Situs Holdings, LLC as special servicer of the ILPT Logistics Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of The Hallmark Mortgage Loan and special servicer of The Hallmark Mortgage Loan prior to May 2, 2023, K-Star Asset Management LLC as special servicer of The Hallmark Mortgage Loan on and after May 2, 2023, CWCapital Asset Management LLC as special servicer of the GS Foods Portfolio Mortgage Loan, Berkadia Commercial Mortgage LLC as primary servicer of the ILPT Logistics Portfolio Mortgage Loan and Situs Holdings, LLC as special servicer of the ILPT Logistics Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Hallmark Mortgage Loan prior to May 2, 2023 (Omitted. See Explanatory Notes.)

33.16       K-Star Asset Management LLC, as Special Servicer of The Hallmark Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

33.17       Wilmington Trust, National Association, as Trustee of The Hallmark Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Computershare Trust Company, National Association, as Custodian of The Hallmark Mortgage Loan (see Exhibit 33.5)

33.19       Park Bridge Lender Services LLC, as Operating Advisor of The Hallmark Mortgage Loan (see Exhibit 33.6)

33.20       Wells Fargo Bank, National Association, as Primary Servicer of the GS Foods Portfolio Mortgage Loan (see Exhibit 33.1)

33.21       CWCapital Asset Management LLC, as Special Servicer of the GS Foods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.22       Wilmington Trust, National Association, as Trustee of the GS Foods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.23       Computershare Trust Company, National Association, as Custodian of the GS Foods Portfolio Mortgage Loan (see Exhibit 33.5)

33.24       Pentalpha Surveillance LLC, as Operating Advisor of the GS Foods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the GS Foods Portfolio Mortgage Loan (see Exhibit 33.7)

33.26       Berkadia Commercial Mortgage LLC, as Primary Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Situs Holdings, LLC, as Special Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wilmington Trust, National Association, as Trustee of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Computershare Trust Company, National Association, as Custodian of the ILPT Logistics Portfolio Mortgage Loan (see Exhibit 33.5)

33.30       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Logistics Portfolio Mortgage Loan (see Exhibit 33.6)

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

34.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Hallmark Mortgage Loan prior to May 2, 2023 (Omitted. See Explanatory Notes.)

34.16       K-Star Asset Management LLC, as Special Servicer of The Hallmark Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

34.17       Wilmington Trust, National Association, as Trustee of The Hallmark Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Computershare Trust Company, National Association, as Custodian of The Hallmark Mortgage Loan (see Exhibit 34.5)

34.19       Park Bridge Lender Services LLC, as Operating Advisor of The Hallmark Mortgage Loan (see Exhibit 34.6)

34.20       Wells Fargo Bank, National Association, as Primary Servicer of the GS Foods Portfolio Mortgage Loan (see Exhibit 34.1)

34.21       CWCapital Asset Management LLC, as Special Servicer of the GS Foods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.22       Wilmington Trust, National Association, as Trustee of the GS Foods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.23       Computershare Trust Company, National Association, as Custodian of the GS Foods Portfolio Mortgage Loan (see Exhibit 34.5)

34.24       Pentalpha Surveillance LLC, as Operating Advisor of the GS Foods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       CoreLogic Solutions, LLC, as Servicing Function Participant of the GS Foods Portfolio Mortgage Loan (see Exhibit 34.7)

34.26       Berkadia Commercial Mortgage LLC, as Primary Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Situs Holdings, LLC, as Special Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wilmington Trust, National Association, as Trustee of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Computershare Trust Company, National Association, as Custodian of the ILPT Logistics Portfolio Mortgage Loan (see Exhibit 34.5)

34.30       Park Bridge Lender Services LLC, as Operating Advisor of the ILPT Logistics Portfolio Mortgage Loan (see Exhibit 34.6)

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

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Hallmark Mortgage Loan prior to May 2, 2023 (Omitted. See Explanatory Notes.)

35.8         K-Star Asset Management LLC, as Special Servicer of The Hallmark Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

35.9         Wells Fargo Bank, National Association, as Primary Servicer of the GS Foods Portfolio Mortgage Loan (see Exhibit 35.1)

35.10       CWCapital Asset Management LLC, as Special Servicer of the GS Foods Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       Berkadia Commercial Mortgage LLC, as Primary Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.12       Situs Holdings, LLC, as Special Servicer of the ILPT Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

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

Date: March 12, 2024